Form 10-K
period 1997-12-31
CWMBS INC MORTGAGE PASS THROUGH CERTIFICATES SERIES 1997-9
filed 1998-03-27
CIK 1050457

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                             -------------------

                                  FORM 10-K

(Mark One)

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended:   December 31, 1997
                                 -----------------

                                      OR

    ( ) TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15(d) OF  THE SECURITIES
        EXCHANGE ACT OF 1934

    For the transition period from               to
                                   -------------    -----------

                      Commission file number:  333-40145
                                               ---------

                  CWMBS, Inc., Alternative Loan Trust 1997-1
              Mortgage Pass-Through Certificates, Series 1997-9
              -------------------------------------------------
            (Exact name of Registrant as specified in its charter)


             Delaware                               13-3978505
--------------------------------      ------------------------------------
(State or other jurisdiction of       (IRS Employer Identification Number)
incorporation or organization)

     c/o The Bank of New York
         101 Barclay Street
         New York, New York                               10286
--------------------------------      -------------------------------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:   (212) 815-2007
                                                      --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No
                                                    ------      -----
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable
                    --------------

Indicate the number of shares of common stock of the Registrant outstanding as of December 31, 1997: Not applicable
                          --------------

                     DOCUMENTS INCORPORATED BY REFERENCE

                      *                *               *

    This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund entitled Alternative Loan Trust 1997-1 (the "Trust Fund") formed pursuant to the pooling and servicing agreement dated as of November 1, 1997 (the "Pooling and Servicing Agreement") among CWMBS, Inc., as depositor (the "Company"), Countrywide Home Loans, Inc., as seller and master servicer (the "Master Servicer"), and The Bank of New York, as trustee (the "Trustee"), for the issuance of CWMBS, Inc., Mortgage Pass-Through Certificates, Series 1997-9 (the "Certificates"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted to the Company in CWMBS, Inc. (February 3, 1994) (the "Relief Letter").


                                    PART I

ITEM 1. BUSINESS

        Not applicable.  See the Relief Letter.

ITEM 2. PROPERTIES

        Not applicable.  See the Relief Letter.

ITEM 3. LEGAL PROCEEDINGS

        There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.


                                   PART II

ITEM 5. MARKET  FOR  REGISTRANT'S  COMMON   EQUITY  AND  RELATED  STOCKHOLDER
        MATTERS

        (a)  There   is  no   established  public   trading  market   for  the
             Certificates.

        (b) As of December 31, 1997, there were seven (7) holders of record of the Certificates.

        (c)  Not   applicable.      (Information   as  to   distributions   to
             Certificateholders   is  provided  in  the  Registrant's  monthly
             filings on Form 8-K.)

ITEM 6. SELECTED FINANCIAL DATA

        Not applicable.  See the Relief Letter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Not applicable.  See the Relief Letter.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Not applicable.  See the Relief Letter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Not applicable.  See the Relief Letter.

ITEM 11.     EXECUTIVE COMPENSATION

        Not applicable.  See the Relief Letter.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a)  Not applicable.  See the Relief Letter.

        (b)  Not applicable.  See the Relief Letter.

        (c)  Not applicable.  See the Relief Letter.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        (a)  Not applicable.  See the Relief Letter.


                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) (1) Pursuant to the Pooling and Servicing Agreement, the Master Servicer is required (i) to deliver an annual statement as to compliance with the provisions of the Pooling and Servicing Agreement and certain other matters (the "Annual Statement of the Master Servicer") and (ii) to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual Report of the Firm of Accountants"). The Annual Statement of the Master Servicer is attached as Exhibit 99.1 to this Report. The Annual Report of the Firm of Accountants is required to be delivered not later than 120 days after the end of the Master Servicer's fiscal year. The Registrant hereby undertakes to file the Annual Report of the Firm of Accountants as an Exhibit to a Form 10-K/A amending this Form 10-K promptly following the date on which such report becomes available.

             (2) Not applicable.

             (3) The required exhibits are as follows:

                 Exhibit  3(i):      Copy   of   Company's   Certificate   of
                 Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-63714)).

                 Exhibit 3(ii): Copy of Company's By-laws (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-63714)).

                 Exhibit 4: Pooling and Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on December 9, 1997).

                 Exhibit 99.1:  Annual Statement of the Master Servicer.

        (b) Current Reports on Form 8-K filed during the last quarter of the period covered by this Report:

             Date of Current Report           Item Reported
             ----------------------           --------------

             December 25, 1997                Monthly    report    sent    to
                                              Certificateholders   with   the
                                              December 1997 distribution

        (c)  See subparagraph (a)(3) above.

        (d)  Not applicable.  See the Relief Letter.

    SUPPLEMENTAL INFORMATION TO BE  FURNISHED WITH REPORTS FILED  PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    No  such  annual  report,  proxy  statement,   form  of  proxy  or  other
soliciting  material has  been sent  to Certificateholders.   See  the Relief
Letter.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     CWMBS,  INC., ALTERNATIVE  LOAN  TRUST 1997-1,  MORTGAGE
                     PASS-THROUGH CERTIFICATES,        SERIES 1997-9

                     By: The Bank of New York,
                         as Trustee*


                     By: /s/ Kelly Sheahan
                         ----------------------------
                         Name:  Kelly Sheahan
                         Title: Assistant Treasurer

                     Date:  March 23, 1998



---------------------
* This Report is being filed by the Trustee on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.


                                EXHIBIT INDEX


                                                                   Sequential
Exhibit Document                                                  Page Number
------- --------                                                  -----------

3(i)         Company's Certificate of Incorporation (Filed as  an
             Exhibit to Registration Statement on  Form S-3 (File
             No. 33-63714)) . . . . . . . . . . . . . . . . . . . . . . . . *

3(ii)        Company's   By-laws   (Filed   as  an   Exhibit   to
             Registration  Statement on  Form  S-3 (File  No. 33-
             63714))  . . . . . . . . . . . . . . . . . . . . . . . . . . . *

4            Pooling and Servicing Agreement (Filed as part of the
             Company's Current Report on Form 8-K filed on December 9,
             1997). . . . . . . . . . . . . . . . . . . . . . . . . . . . . *

99.1         Annual Statement of the Master Servicer  . . . . . . . . . .  10


--------------------------
*   Incorporated herein by reference.


                                 Exhibit 99.1
                                 ------------

                         COUNTRYWIDE HOME LOANS, INC.


                            OFFICERS' CERTIFICATE
                   ANNUAL STATEMENT OF THE MASTER SERVICER


                                 CWMBS, INC.
                        ALTERNATIVE LOAN TRUST 1997-1
              MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1997-9


    The undersigned do hereby certify that they are each an officer of Countrywide Home Loans, Inc. (the "Master Servicer") and do hereby further certify pursuant to Section 3.16 of the Pooling and Servicing Agreement for the above-captioned Series (the "Agreement") that:

    (i) A review of the activities of the Master Servicer during the preceding calendar year and of the performance of the Master Servicer under the Agreement has been made under our supervision; and

    (ii) To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement throughout such year.



/s/ Kevin W. Bartlett                     Dated: 3/24/98
-----------------------                          -------
KEVIN W. BARTLETT
MANAGING DIRECTOR,
  SECONDARY MARKETING


/s/ David A. Spector                      Dated: 3/24/98
-----------------------                          -------
DAVID A. SPECTOR
SENIOR VICE PRESIDENT